Form 10-Q
period 2021-06-30
Frontier Acquisition Corp.
filed 2021-08-13
CIK 1842223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 13, 2021, 23,660,000 shares of Class A ordinary shares, par value  $0.0001 per share, and 5,750,000 shares of Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

FRONTIER ACQUISITION CORP.

Form 10-Q

		Page
PART I . FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Unaudited Condensed Balance Sheet as of June 30, 2021	1

	Unaudited Condensed Statements of Operations for the Three Months Ended June 30, 2021 and for the Period from January 15, 2021 (Inception) through June 30, 2021	2

	Unaudited Condensed Statements of Changes in Shareholders’ Equity for the Three Months Ended June 30, 2021 and for the Period from January 15, 2021 (Inception) through June 30, 2021	3

	Unaudited Condensed Statement of Cash Flows for the Period from January 15, 2021 (Inception) through June 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II . OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

PART I. FINANCIAL INFORMATION

Item 1.Condensed Financial Statements

FRONTIER ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEET

JUNE 30, 2021

Assets
Current assets:
Cash	$454,904
Prepaid expenses	775,718
Total current assets	1,230,622
Investments held in Trust Account	230,002,907
Total Assets	$231,233,529

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$23,626
Accrued expenses	169,247
Due to related party	35,161
Total current liabilities	228,034
Deferred underwriting commissions	8,050,000
Derivative warrant liabilities	8,332,150
Total liabilities	16,610,184

Commitments and Contingencies

Class A ordinary shares, $0.0001 par value; 20,962,334 shares subject to possible redemption at $10.00 per share	209,623,340

Shareholders' Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 2,697,666 shares issued and outstanding (excluding 20,962,334 shares subject to possible redemption)	270
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding	575
Additional paid-in capital	5,983,528
Accumulated deficit	(984,368)
Total shareholders' equity	5,000,005
Total Liabilities and Shareholders' Equity	$231,233,529

The accompanying notes are an integral part of these unaudited condensed financial statements.

FRONTIER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		For The Period
		From January 15,
	For the	2021 (inception)
	Three Months Ended	through
	June 30, 2021	June 30, 2021
General and administrative expenses	$366,762	$479,957
General and administrative expenses - related party	30,000	35,161
Loss from operations	(396,762)	(515,118)
Other income (expense)
Change in fair value of derivative warrant liabilities	(842,950)	(11,550)
Offering costs - derivative warrant liabilities	—	(460,607)
Income from investments held in Trust Account	2,907	2,907
Net loss	$(1,236,805)	$(984,368)

Basic and diluted weighted average shares outstanding of Class A redeemable ordinary shares	23,000,000	23,000,000
Basic and diluted net income per ordinary share, Class A redeemable ordinary shares	$0.00	$0.00

Basic and diluted weighted average shares outstanding of Class A and Class B non-redeemable ordinary shares	6,410,000	5,940,000
Basic and diluted net loss per ordinary share, Class A and Class B non-redeemable ordinary shares	$(0.19)	$(0.17)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FRONTIER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD FROM JANUARY 15, 2021
(INCEPTION) THROUGH JUNE 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Retained Earnings	Shareholders'
	Shares	Amount	Shares	Amount	Capital	(Accumulated Deficit)	Equity
Balance - January 15, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Sale of units in initial public offering, less allocation to derivative warrant liabilities, gross	23,000,000	2,300	—	—	221,947,700	—	221,950,000
Offering costs	—	—	—	—	(12,696,687)	—	(12,696,687)
Sale of private placement units to Sponsor in private placement, less allocation to derivative warrant liabilities	660,000	66	—	—	6,329,334	—	6,329,400
Shares subject to possible redemption	(21,086,014)	(2,109)	—	—	(210,858,031)	—	(210,860,140)
Net income	—	—	—	—	—	252,437	252,437
Balance - March 31, 2021 (unaudited)	2,573,986	$257	5,750,000	$575	$4,746,741	$252,437	$5,000,010
Shares subject to possible redemption	123,680	13	—	—	1,236,787	—	1,236,800
Net loss	—	—	—	—	—	(1,236,805)	(1,236,805)
Balance - June 30, 2021 (unaudited)	2,697,666	$270	5,750,000	$575	$5,983,528	$(984,368)	$5,000,005

The accompanying notes are an integral part of these unaudited condensed financial statements.

FRONTIER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 15, 2021 (INCEPTION) THROUGH JUNE 30, 2021

Cash Flows from Operating Activities:
Net loss	$(984,368)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	25,000
Change in fair value of derivative warrant liabilities	11,550
Offering costs - derivative warrant liabilities	460,607
Income from investments held in Trust Account	(2,907)
Changes in operating assets and liabilities:
Prepaid expenses	(775,718)
Accounts payable	23,626
Accrued expenses	99,247
Due to related party	35,161
Net cash used in operating activities	(1,107,802)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	25,000
Repayment of note payable to related party	(115,693)
Proceeds received from initial public offering, gross	230,000,000
Proceeds received from private placement	6,600,000
Offering costs paid	(4,946,601)
Net cash provided by financing activities	231,562,706

Net change in cash	454,904
Cash — beginning of the period	—
Cash — end of the period	$454,904

Supplemental disclosure of noncash activities:
Deferred offering costs included in accrued expenses	$70,000
Deferred offering costs paid by related party under promissory note	$90,693
Deferred underwriting commissions	$8,050,000
Initial value of Class A ordinary shares subject to possible redemption	$210,084,110
Change in the initial value of Class A ordinary shares subject to possible redemption	$(460,770)

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

As of June 30, 2021, the Company had not yet commenced operations. All activity for the period from January 15, 2021 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust from the proceeds of its Initial Public Offering.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 660,000 units (each, a “Private Placement Unit” and collectively, the “Private Placement Units”), at a price of $10.00 per Private Placement Unit with the Sponsor, generating gross proceeds of $6.6 million (Note 4).

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the signing of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

FRONTIER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

These Public Shares were classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which the Company adopted upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares, Private Placement Units and Public Shares in connection with the completion of a Business Combination.

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

FRONTIER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $455,000 in its operating bank account, and working capital of approximately $1.0 million.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, the loan of approximately $116,000 from the Sponsor under the Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on March 17, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.

FRONTIER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 2 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended June 30, 2021 and for the period from January 15, 2021 (inception) through June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

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

FRONTIER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of June 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Such estimates may be subject to change as more current information becomes available. Accordingly, the actual results could differ significantly from those estimates.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements,” approximate the carrying amounts represented in the balance sheet due to their short-term nature.

FRONTIER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

Derivative warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Black-Scholes Option Pricing Method (the “BSM”) and subsequently, the fair value of the Private Placement Warrants has been estimated using the BSM each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants as of the reporting date. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering.  Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received.  Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of

FRONTIER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

operations.  Offering costs associated with the Class A ordinary shares were charged to shareholders’ equity upon the completion of the Initial Public Offering. For the period from January 15, 2021 (inception) through June 30, 2021, of the total offering costs of the Initial Public Offering, approximately $461,000 is included in offering cost - derivative warrant liabilities in the unaudited condensed statement of operations and approximately $12.7 million is included in the unaudited condensed statement of changes in shareholders’ equity. The Company classifies deferred underwriting commissions are non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 20,962,334 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheet.

Income Taxes

FASB ASC Topic 740, “Income Taxes”, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Income (Loss) Per Ordinary Share

The Company’s condensed statements of operations include a presentation of net income (loss) per share for Class A ordinary shares subject to possible redemption in a manner similar to the two-class method of net income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A ordinary shares outstanding for the periods. Net income (loss) per ordinary share, basic and diluted, for Class A and Class B nonredeemable ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to Class A ordinary shares, by the weighted average number of Class A and Class B nonredeemable ordinary shares outstanding for the periods. Class B ordinary shares include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

FRONTIER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement since the exercise price of the warrants is in excess of the average ordinary share price for the period and therefore the inclusion of such warrants would be anti-dilutive.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

		For The Period
	For the Three	From January 15, 2021
	Months Ended	(inception) through
	June 30, 2021	June 30, 2021

Class A redeemable ordinary shares
Numerator: Income allocable to Class A redeemable ordinary shares
Income from investments held in Trust Account	$2,907	$2,907
Less: Company's portion available to be withdrawn to pay taxes	—	—
Net income attributable	$2,907	$2,907
Denominator: Weighted average Class A redeemable ordinary shares
Basic and diluted weighted average shares outstanding of Class A redeemable ordinary shares	23,000,000	23,000,000
Basic and diluted net income per ordinary share, Class A redeemable ordinary shares	$0.00	$0.00

Class A and Class B non-redeemable ordinary shares
Numerator: Net loss minus net income allocable to Class A redeemable ordinary shares
Net loss	$(1,236,805)	$(984,368)
Net income allocable to Class A redeemable ordinary shares	2,907	2,907
Net loss attributable	$(1,239,712)	$(987,275)
Denominator: weighted average Class A and Class B non-redeemable ordinary shares
Basic and diluted weighted average shares outstanding of Class A and Class B non-redeemable ordinary shares	6,410,000	5,940,000
Basic and diluted net loss per ordinary share, Class A and Class B non-redeemable ordinary shares	$(0.19)	$(0.17)

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standard Update (ASU) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 15, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

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

Each Unit consists of one Class A ordinary share, and one-fourth of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6).

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

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be

FRONTIER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into up to an additional 1,000,000 private placement warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the effective date of the prospectus, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Administrative expenses were included within general and administrative expenses - related party in the statement of operations. For the three months ended June 30, 2021 and for the period from January 15, 2021 (inception) through June 30, 2021, the Company incurred approximately $30,000 and $35,000, respectively, in administrative expenses, of which approximately $35,000 is included in the unaudited condensed balance sheet under due to related party.

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

FRONTIER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 6 — DERIVATIVE WARRANT LIABILITIES

As of June 30, 2021, the Company had 5,750,000 Public Warrants and 165,000 Private Warrants outstanding.

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

FRONTIER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

FRONTIER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 7 — SHAREHOLDERS’ EQUITY

Preference Shares— The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2021, there were 2,697,666 Class A ordinary shares issued and outstanding, excluding 20,962,334 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

FRONTIER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 8 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value.

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - money market funds	$230,002,907	$—	$—
Liabilities:
Derivative warrant liabilities	$8,050,000	$—	$282,150

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 fair value measurement to a Level 1 fair value measurement, when the Public Warrants were separately listed and traded in May 2021.

Level 1 assets include investments in money market funds that invest solely in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants as of June 30, 2021 was measured utilizing the Level 1 input of the observable listed trading price for such warrants. Level 3 instruments are comprised of derivative warrant liabilities measured at fair value using BSM. The estimated fair value of the Private Placement Warrants and the Public Warrants, prior to being separately listed and traded, was determined using Level 3 inputs. Inherent in the BSM are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life

FRONTIER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurement inputs as of their measurement dates:

	As of March 15, 2021	As of June 30, 2021
Option term (in years)	5	5
Volatility	30%	25%
Risk-free interest rate	1.49%	0.87%
Expected dividends	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the period from January 15, 2021 (inception) through June 30, 2021 is summarized as follows:

Derivative warrant liabilities beginning of the period	$—
Issuance of Public and Private Warrants	8,320,600
Transfer of Public Warrants to a Level 1 measurement	(8,050,000)
Change in fair value of derivative warrant liabilities	(26,400)
Derivative warrant liabilities at March 31, 2021	244,200
Change in fair value of derivative warrant liabilities	37,950
Derivative warrant liabilities at June 30, 2021	$282,150

NOTE 9 — SUBSEQUENT EVENTS

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

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $455,000 in our operating bank account, and working capital of approximately $1.0 million.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $116,000 from the Sponsor under the Note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the Note in full on March 17, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Results of Operations

Our entire activity since inception through June 30, 2021 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2021, we had net loss of approximately $1.2 million, which consisted of general and administrative expenses of approximately $367,000, general and administrative expenses to related party of $30,000, change in fair value of derivative warrant liabilities of approximately $843,000 and partially offset by income from investments held in Trust Account of approximately $3,000.

For the period from January 15, 2021 (inception) through June 30, 2021, we had net loss of approximately $984,000, which consisted of general and administrative expenses of approximately $480,000, general and administrative expenses to related party of approximately $35,000, offering costs to derivative warrant liabilities of approximately $461,000, change in fair value of derivative warrant liabilities of approximately $12,000 and partially offset by income from investments held in Trust Account of approximately $3,000.

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

For the three months ended June 30, 2021 and the period from January 15, 2021 (inception) through June 30, 2021, we incurred approximately $30,000 and $35,000 in administrative expenses, respectively, in administrative expenses, of which $35,000 is included in the unaudited condensed balance sheet under due to related party.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Black-Scholes Option Pricing Method (the “BSM”) and subsequently, the fair value of the Private Placement Warrants has been estimated using the BSM each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants as of the reporting date. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering.  Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received.  Offering costs associated with warrant liabilities are expensed as incurred, and are presented as non-operating expenses in the statement of operations.  Offering costs associated with the Class A ordinary shares were charged to shareholders’ equity upon the completion of the Initial Public Offering. For the period from January 15, 2021 (inception) through June 30, 2021, of the total offering costs of the Initial Public Offering, approximately $461,000 is included in offering cost - derivative warrant liabilities in the unaudited condensed statement of operations and approximately $12.7 million is included in the unaudited condensed statement of changes in shareholders’ equity. The Company classifies deferred underwriting commissions are non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A ordinary shares subject to possible redemption

We account for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 20,962,334 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our unaudited condensed balance sheet.

Net Income (Loss) Per Ordinary Share

Our condensed statements of operations include a presentation of net income (loss) per share for Class A ordinary shares subject to possible redemption in a manner similar to the two-class method of net income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A ordinary shares outstanding for the periods. Net income (loss) per ordinary share, basic and diluted, for Class A and Class B nonredeemable ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to Class A ordinary shares, by the weighted average number of Class A and Class B nonredeemable ordinary shares outstanding for the periods. Class B ordinary shares include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and Private Placement since the exercise price of the warrants is in excess of the average ordinary share price for the period and therefore the inclusion of such warrants would be anti-dilutive.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation and in light of the Securities and Exchange Commission (“SEC”) Staff Statement, our Certifying Officers concluded that, solely due to the Company's misapplication of the accounting for the Company's warrants as liabilities described in in our Quarterly Report on Form 10Q for the fiscal quarter ended March 31, 2021, as filed with the SEC on May 24, 2021, our disclosure controls and procedures were not effective as of June 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

Other than as described herein, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2021, this has not been fully remediated.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Quarterly Report on Form 10-Q for the period ended March 31, 2021 filed with the SEC on May 24, 2021 and our final prospectus for our Initial Public Offering filed with the SEC. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this report, there have been no material changes to the risk factors disclosed in our Quarterly Report on Form 10-Q for the period ended March 31, 2021 and final prospectus for our Initial Public Offering. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101..INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 13, 2021	FRONTIER ACQUISITION CORP.

	By:	/s/ Christian Angermayer
	Name:	Christian Angermayer
	Title:	Chief Executive Officer