Form 10-Q
period 2021-09-30
Frontier Acquisition Corp.
filed 2021-11-12
CIK 1842223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 12, 2021, 23,660,000 shares of Class A ordinary shares, par value $0.0001 per share, and 5,750,000 shares of Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

FRONTIER ACQUISITION CORP.

Form 10-Q

		Page
PART I . FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Unaudited Condensed Balance Sheet as of September 30, 2021	1

	Unaudited Condensed Statements of Operations for the Three Months Ended September 30, 2021 and for the Period from January 15, 2021 (Inception) through September 30, 2021	2

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended September 30, 2021 and for the Period from January 15, 2021 (Inception) through September 30, 2021	3

	Unaudited Condensed Statement of Cash Flows for the Period from January 15, 2021 (Inception) through September 30, 2021	4

	Notes to The Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	26

PART II . OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

	SIGNATURE	28

PART I. FINANCIAL INFORMATION

Item 1.Condensed Financial Statements

FRONTIER ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEET

September 30, 2021

Assets
Current assets:
Cash	$396,834
Prepaid expenses	644,147
Total current assets	1,040,981
Investments held in Trust Account	230,006,380
Total Assets	$231,047,361

Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders’ Deficit
Current liabilities:
Accrued expenses	$150,000
Due to related party	119,979
Total current liabilities	269,979
Deferred underwriting commissions	8,050,000
Derivative warrant liabilities	5,499,550
Total liabilities	13,819,529

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 500,000,000 shares authorized; 23,000,000 shares issued and outstanding at $10.00 per share	230,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 660,000 shares issued and outstanding	66
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding	575
Additional paid-in capital	—
Accumulated deficit	(12,772,809)
Total shareholders’ deficit	(12,772,168)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$231,047,361

The accompanying notes are an integral part of these unaudited condensed financial statements.

FRONTIER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		For The Period
		From January 15,
	For the	2021 (inception)
	Three Months Ended	through
	September 30, 2021	September 30, 2021
General and administrative expenses	$201,586	$681,543
General and administrative expenses - related party	30,000	65,161
Loss from operations	(231,586)	(746,704)
Other income (expense)
Change in fair value of derivative warrant liabilities	2,832,600	2,821,050
Offering costs - derivative warrant liabilities	—	(460,607)
Income from investments held in Trust Account	3,473	6,380
Net income	$2,604,487	$1,620,119

Basic and diluted weighted average shares outstanding, Class A ordinary shares	23,660,000	18,629,921
Basic and diluted net income per ordinary share, Class A ordinary shares	$0.09	$0.07

Basic weighted average shares outstanding, Class B ordinary shares	5,750,000	5,590,551
Diluted weighted average shares outstanding, Class B ordinary shares	5,750,000	5,750,000
Basic net income per ordinary share, Class B ordinary shares	$0.09	$0.07
Diluted net income per ordinary share, Class B ordinary shares	$0.09	$0.07

The accompanying notes are an integral part of these unaudited condensed financial statements.

FRONTIER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For The Three Months Ended September 30, 2021 And

For The Period from January 15, 2021 (Inception) Through September 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 15, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Sale of private placement units to Sponsor in private placement, less allocation to derivative warrant liabilities	660,000	66	—	—	6,329,334	—	6,329,400
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	(6,353,759)	(14,392,928)	(20,746,687)
Net income	—	—	—	—	—	252,437	252,437
Balance - March 31, 2021 (unaudited)	660,000	66	5,750,000	575	—	(14,140,491)	(14,139,850)
Net loss	—	—	—	—	—	(1,236,805)	(1,236,805)
Balance - June 30, 2021 (unaudited)	660,000	66	5,750,000	575	—	(15,377,296)	(15,376,655)
Net income	—	—	—	—	—	2,604,487	2,604,487
Balance – September 30, 2021 (unaudited)	660,000	$66	5,750,000	$575	$—	$(12,772,809)	$(12,772,168)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FRONTIER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For The Period from January 15, 2021 (Inception) Through September 30, 2021

Cash Flows from Operating Activities:
Net income	$1,620,119
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	25,000
Change in fair value of derivative warrant liabilities	(2,821,050)
Offering costs - derivative warrant liabilities	460,607
Income from investments held in Trust Account	(6,380)
Changes in operating assets and liabilities:
Prepaid expenses	(644,147)
Accrued expenses	80,000
Due to related party	119,979
Net cash used in operating activities	(1,165,872)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	25,000
Repayment of note payable to related party	(115,693)
Proceeds received from initial public offering, gross	230,000,000
Proceeds received from private placement	6,600,000
Offering costs paid	(4,946,601)
Net cash provided by financing activities	231,562,706

Net change in cash	396,834
Cash — beginning of the period	—
Cash — end of the period	$396,834

Supplemental disclosure of noncash activities:
Deferred offering costs included in accrued expenses	$70,000
Deferred offering costs paid by related party under promissory note	$90,693
Deferred underwriting commissions	$8,050,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

FRONTIER ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of September 30, 2021, the Company had not yet commenced operations. All activity for the period from January 15, 2021 (inception) through September 30, 2021, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust from the proceeds of its Initial Public Offering.

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

FRONTIER ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

FRONTIER ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $397,000 in its operating bank account and working capital of approximately $771,000 .

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, the loan of approximately $116,000 from the Sponsor under the Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on March 17, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.

FRONTIER ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 2 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended September 30, 2021, and for the period from January 15, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on March 16, 2021, and March 12, 2021, respectively.

Revision to Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares issued in its Initial Public Offering (“Public Class A ordinary shares”) in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A ordinary shares as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering (including exercise of the over-allotment option) and in accordance with ASC 480. The change in the carrying value of the redeemable Class A ordinary shares at the Initial Public Offering resulted in a decrease of approximately $5.5 million in additional paid-in capital and an increase of approximately $14.4 million to accumulated deficit, as well as a reclassification of 1,991,589 shares of Class A ordinary shares from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued financial statements included as an exhibit to the Company’s Form 8-K

FRONTIER ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

filed with the SEC on March 19, 2021, and Form 10-Qs will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

The impact of the revision to the unaudited condensed balance sheets as of March 31, 2021, and June 30, 2021, is a reclassification of $19.1 million and $20.4 million, respectively, from total shareholders’ equity to Class A ordinary shares subject to possible redemption. There is no impact to the reported amounts for total assets, total liabilities, cash flows, net income (loss), or the net income (loss) per ordinary share. In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has revised its earnings per ordinary share calculation to allocate income and losses shared pro rata between the two classes of ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income and losses of the Company.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of September 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021.

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

FRONTIER ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements,”equal or approximate the carrying amounts represented in the balance sheet due to their short-term nature.

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

FRONTIER ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A ordinary shares are charged against their carrying value upon the completion of the Initial Public Offering. For the period from January 15, 2021 (inception) through September 30, 2021, of the total offering costs of the Initial Public Offering, approximately $461,000 is included in offering cost - derivative warrant liabilities in the unaudited condensed statement of operations and approximately $12.7 million was allocated as a reduction to the initial carrying value of the redeemable Class A ordinary shares. The Company classifies deferred underwriting commissions are non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 23,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheet.

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Income Taxes

FASB ASC Topic 740, “Income Taxes”, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No

FRONTIER ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

amounts were accrued for the payment of interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period.

The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 5,915,000 ordinary share in the calculation of diluted income per ordinary share, because their exercise is contingent upon future events The Company has considered the effect of Class B ordinary shares that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of the over-allotment option by the underwriters. Since the contingency was satisfied, the Company has included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

FRONTIER ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

			For The Period
	For the Three		From January 15, 2021
	Months Ended		(inception) through
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income - basic	$2,095,279	$509,208	$1,246,164	$373,955
Allocation of net income - diluted	$2,095,279	$509,208	$1,238,014	$382,105

Denominator:
Basic weighted average ordinary shares outstanding	23,660,000	5,750,000	18,629,921	5,590,551
Diluted weighted average ordinary shares outstanding	23,660,000	5,750,000	18,629,921	5,750,000

Basic net income per ordinary share	$0.09	$0.09	$0.07	$0.07
Diluted net income per ordinary share	$0.09	$0.09	$0.07	$0.07

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

FRONTIER ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into up to an additional 1,000,000 private placement warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the effective date of the prospectus, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Administrative expenses were included within general and administrative expenses - related party in the statement of operations. For the three months ended September 30, 2021, and for the period from January 15, 2021 (inception) through September 30, 2021, the Company incurred approximately $30,000 and $65,000, respectively, in administrative expenses, of which approximately $65,000 is included in the unaudited condensed balance sheet under “Due to related party”.

FRONTIER ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

In addition, the Sponsor, officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. As of September 30, 2021, $55,000 is due to the Sponsor’s affiliates and is included in the accompanying condensed balance sheets under “Due to related party”.

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

NOTE 6 — DERIVATIVE WARRANT LIABILITIES

As of September 30, 2021, the Company had 5,750,000 Public Warrants and 165,000 Private Warrants outstanding.

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

FRONTIER ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

FRONTIER ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 7 - CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each ordinary share. As of September 30, 2021, there were 23,000,000 shares of Class A ordinary shares outstanding that were subject to possible redemption and are classified outside of permanent equity in the unaudited condensed balance sheet.

FRONTIER ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Class A ordinary shares subject to possible redemption reflected on the unaudited condensed balance sheet is reconciled on the following table:

As of September 30, 2021
Gross proceeds	$230,000,000
Less:
Proceeds allocated to public warrants	(8,050,000)
Class A ordinary shares issuance costs	(12,696,687)
Plus:
Accretion of carrying value to redemption value	20,746,687
Class A ordinary shares subject to possible redemption	$230,000,000

NOTE 8 — SHAREHOLDERS’ DEFICIT

Preference Shares— The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2021, there were 23,660,000 shares of Class A ordinary shares outstanding, of which 23,000,000 were subject to possible redemption and are classified outside of permanent equity in the unaudited condensed balance sheet (see Note 7).

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

FRONTIER ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value.

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - money market funds	$230,006,380	$—	$—
Liabilities:
Derivative warrant liabilities - public warrants	$5,290,000	$—	$—
Derivative warrant liabilities - private warrants	$—	$—	$209,550

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

The fair value of the Public Warrants as of September 30, 2021, was measured utilizing the Level 1 input of the observable listed trading price for such warrants. Level 3 instruments are comprised of derivative warrant liabilities measured at fair value using BSM. The estimated fair value of the Private Placement Warrants and the Public Warrants, prior to being separately listed and traded, was determined using Level 3 inputs. Inherent in the BSM are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurement inputs as of their measurement dates:

	As of March 15, 2021	As of September 30, 2021
Option term (in years)	5	5
Volatility	30%	20%
Risk-free interest rate	1.49%	0.98%
Expected dividends	0.0%	0.0%

FRONTIER ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the period from January 15, 2021 (inception) through September 30, 2021, is summarized as follows:

Derivative warrant liabilities beginning of the period	$—
Issuance of Public and Private Warrants	8,320,600
Transfer of Public Warrants to a Level 1 measurement	(8,050,000)
Change in fair value of derivative warrant liabilities	(26,400)
Derivative warrant liabilities at March 31, 2021	244,200
Change in fair value of derivative warrant liabilities	37,950
Derivative warrant liabilities at June 30, 2021	282,150
Change in fair value of derivative warrant liabilities	(72,600)
Derivative warrant liabilities at September 30, 2021	$209,550

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

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $397,000 in our operating bank account, and working capital of approximately $771,000.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $116,000 from the Sponsor under the Note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the Note in full on March 17, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Results of Operations

Our entire activity since inception through September 30, 2021, was in preparation for our formation and the Initial Public Offering, and since the Initial Public Offering, our search for a prospective target for our Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2021, we had net income of approximately $2.6 million, which consisted of change in fair value of derivative warrant liabilities of approximately $2.8 million, income from investments held in Trust Account of approximately

$3,000 and partially offset by general and administrative expenses of approximately $202,000, and general and administrative expenses - related party of $30,000.

For the period from January 15, 2021 (inception) through September 30, 2021, we had net income of approximately $1.6 million, which consisted of change in fair value of derivative warrant liabilities of approximately $2.8 million, income from investments held in Trust Account of approximately $6,000 and partially offset by general and administrative expenses of approximately $682,000, general and administrative expenses - related party of approximately $65,000, and financing costs- derivative warrant liabilities of approximately $461,000.

Contractual Obligations

Administrative Support Agreement

Commencing on the effective date of the prospectus, we agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to us. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. For the three months ended September 30, 2021, and the period from January 15, 2021 (inception) through September 30, 2021, we incurred approximately $30,000 and $65,000 in administrative expenses, respectively, in administrative expenses, of which $65,000 is included in the unaudited condensed balance sheet under “Due to related party”.

In addition, our Sponsor, officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. As of September 30, 2021, $55,000 is due to our Sponsor’s affiliates and is included in the accompanying condensed balance sheets under “Due to related party”.

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, and are presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A ordinary shares are charged against their carrying value upon the completion of the Initial Public Offering. For the period from January 15, 2021 (inception) through September 30, 2021, of the total offering costs of the Initial Public Offering, approximately $461,000 is included in offering cost - derivative warrant liabilities in the unaudited condensed statement of operations and approximately $12.7 million was allocated as a reduction to the initial carrying value of the redeemable Class A ordinary shares. The Company classifies deferred underwriting commissions are non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A ordinary shares subject to possible redemption

We account for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 23,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our unaudited condensed balance sheet.

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (Loss) Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period.

The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 5,915,000 ordinary share in the calculation of diluted income per ordinary share, because their exercise is contingent upon future events. We have considered the effect of Class B ordinary shares that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of the over-allotment option by the underwriters. Since the contingency was satisfied, we have included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of September 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in the 2nd quarter of 2021 and enhanced our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of September 30, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.

None.

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

Dated: November 12, 2021	FRONTIER ACQUISITION CORP.

	By:	/s/ Christian Angermayer
	Name:	Christian Angermayer
	Title:	Chief Executive Officer