Form 10-Q/A
period 2021-09-30
Frontier Acquisition Corp.
filed 2022-03-28
CIK 1842223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

FRONTIER ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	001-40197	98-1578395
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

667 Madison Avenue, 19th Floor New York, New York (Address Of Principal Executive Offices)	10065 (Zip Code)

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

As of November 12, 2021, 23,660,000 shares of Class A ordinary shares, par value $0.0001 per share, and 5,750,000 shares of Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q/A to “we,” “us,” the “Company” or “our company” are to Frontier Acquisition Corp., unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Frontier Acquisition Corp. as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 12, 2021 (the “Original Filing”).

On November 12, 2021, Frontier Acquisition Corp. (the “Company”) filed its Form 10-Q for the quarterly period ending September 30, 2021, which included a section within Note 2, Revision to Previously Reported Financial Statements, that described a revision to the Company’s classification of its Class A ordinary shares subject to redemption issued in the Company’s initial public offering (“IPO”) on March 15, 2021 (“Public Class A ordinary shares”). As described in Note 2, upon its IPO, the Company classified a portion of its Public Class A ordinary shares as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. The Company’s management revised its interpretation to include temporary equity in net tangible assets. As a result, management corrected the error by restating all redeemable Class A ordinary shares subject to redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and to permanent Class A ordinary shares.

In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.

Previously, the Company determined the changes were not qualitatively material to the Company’s previously reported financial statements and did not restate its financial statements. Instead, the Company revised its previously reported financial statements in Note 2 to the Original Filing. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. Management concluded that the misstatement was such of magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Public Class A ordinary shares and change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements.

Therefore, on March 22, 2022, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued revision to the (i) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 24, 2021 and previously reported as revised in the Original Filing; (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021 and previously reported as revised in the Original Filing; and (iii) Note 2 to the unaudited interim financial statements and Item 4 of Part I included in the Original Filing (collectively, the “Affected Periods”), should be restated to report all Public Class A ordinary shares included in the offering as temporary equity and should no longer be relied upon. As such, the Company has restated these financial statements for the Affected Periods.

The restatement does not have an impact on the Company’s cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).

After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in the Item 4 – Controls and Procedures, contained herein.

We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1. Condensed Financial Statements

Part I, Item 4. Controls and Procedures

Part II, Item 1A. Risk Factors

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Quarterly Report on Form 10-Q/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in Original Filing is being amended or updated by this Amendment No. 1 and, other than as described herein, this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. We have not amended our previously filed Quarterly Reports on Form 10-Q for the periods affected by the restatement. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

FRONTIER ACQUISITION CORP.

Form 10-Q

		Page
PART I . FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Unaudited Condensed Balance Sheet as of September 30, 2021	1

	Unaudited Condensed Statements of Operations for the Three Months Ended September 30, 2021 and for the Period from January 15, 2021 (Inception) through September 30, 2021	2

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended September 30, 2021 and for the Period from January 15, 2021 (Inception) through September 30, 2021	3

	Unaudited Condensed Statement of Cash Flows for the Period from January 15, 2021 (Inception) through September 30, 2021	4

	Notes to The Unaudited Condensed Financial Statements (restated)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures (restated)	27

PART II . OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	29

Item 6.	Exhibits	29

	SIGNATURE	30

PART I. FINANCIAL INFORMATION

Item 1.Condensed Financial Statements

FRONTIER ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEET

September 30, 2021

Assets
Current assets:
Cash	$396,834
Prepaid expenses	644,147
Total current assets	1,040,981
Investments held in Trust Account	230,006,380
Total Assets	$231,047,361

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accrued expenses	$150,000
Due to related party	119,979
Total current liabilities	269,979
Deferred underwriting commissions	8,050,000
Derivative warrant liabilities	5,499,550
Total liabilities	13,819,529

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 500,000,000 shares authorized; 23,000,000 shares issued and outstanding at $10.00 per share redemption value	230,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 660,000 shares issued and outstanding	66
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding	575
Additional paid-in capital	—
Accumulated deficit	(12,772,809)
Total shareholders’ deficit	(12,772,168)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$231,047,361

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

FRONTIER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For The Three Months Ended September 30, 2021 And

For The Period from January 15, 2021 (Inception) Through September 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 15, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Sale of private placement units to Sponsor in private placement, less allocation to derivative warrant liabilities	660,000	66	—	—	6,329,334	—	6,329,400
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	(6,353,759)	(14,392,928)	(20,746,687)
Net income	—	—	—	—	—	252,437	252,437
Balance - March 31, 2021 (unaudited) , as restated, see Note 2	660,000	66	5,750,000	575	—	(14,140,491)	(14,139,850)
Net loss	—	—	—	—	—	(1,236,805)	(1,236,805)
Balance - June 30, 2021 (unaudited) , as restated, see Note 2	660,000	66	5,750,000	575	—	(15,377,296)	(15,376,655)
Net income	—	—	—	—	—	2,604,487	2,604,487
Balance – September 30, 2021 (unaudited)	660,000	$66	5,750,000	$575	$—	$(12,772,809)	$(12,772,168)

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

Supplemental disclosure of non-cash activities:
Deferred offering costs included in accrued expenses	$70,000
Deferred offering costs paid by related party under promissory note	$90,693
Deferred underwriting commissions	$8,050,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

FRONTIER ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

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

FRONTIER ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

The Company will provide the holders (the “Public Shareholders”) of its Public Shares, with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5).

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

FRONTIER ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

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

The initial shareholders agreed to waive their liquidation rights with respect to the Founder Shares and Private Placement Units held by them if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per Public Share due to reductions in the value of the trust assets. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”).

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

FRONTIER ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

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

NOTE 2 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ( as restated)

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

Restatement of Previously Reported Financial Statements (restated)

In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should restate its financial statements to classify all Public Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Public Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable ordinary shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Public Class A ordinary shares as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. In connection with the change in presentation for the Public Class A ordinary shares subject to possible redemption, the Company restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company.

FRONTIER ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present all Public Class A ordinary shares subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to those periods in this Quarterly Report on Form 10-Q/A.

The impact of the restatement on the financial statements for the Affected Quarterly Periods is presented below. There is no impact to the reported amounts for total assets, total liabilities, cash flows and net income (loss).

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed balance sheet as of March 31, 2021:

	As Previously
As of March 31, 2021 (unaudited)	Reported	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$210,860,140	$19,139,860	$230,000,000
Class A ordinary shares	$257	$(191)	$66
Additional paid-in capital	$4,746,741	$(4,746,741)	$—
Retained earnings (accumulated deficit)	$252,437	$(14,392,928)	$(14,140,491)
Total shareholders' equity (deficit)	$5,000,010	$(19,139,860)	$(14,139,850)
Shares of Class A ordinary shares subject to possible redemption	21,086,014	1,913,986	23,000,000
Shares of Class A non-redeemable ordinary shares	2,573,986	(1,913,986)	660,000

The Company’s unaudited condensed statement of shareholders’ equity (deficit) has been restated to reflect the changes to the impacted shareholders’ equity (deficit) accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed statement of cash flows for the three months ended March 31, 2021:

Three Months Ended March 31, 2021 (unaudited)
	As Previously
Supplemental Disclosure of Noncash Financing Activities:	Reported	Adjustment	As Restated
Initial value of Class A ordinary shares subject to possible redemption	$210,084,110	$(210,084,110)	$—
Change in value of Class A ordinary shares subject to possible redemption	$776,030	$(776,030)	$—

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed balance sheet as of June 30, 2021:

	As Previously
As of June 30, 2021 (unaudited)	Reported	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$209,623,340	$20,376,660	$230,000,000
Class A ordinary shares	$270	$(204)	$66
Additional paid-in capital	$5,983,528	$(5,983,528)	$—
Accumulated deficit	$(984,368)	$(14,392,928)	$(15,377,296)
Total shareholders' equity (deficit)	$5,000,005	$(20,376,660)	$(15,376,655)
Shares of Class A ordinary shares subject to possible redemption	20,962,334	2,037,666	23,000,000
Shares of Class A non-redeemable ordinary shares	2,697,666	(2,037,666)	660,000

FRONTIER ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

The Company’s unaudited condensed statement of shareholders’ equity (deficit) has been restated to reflect the changes to the impacted shareholders’ equity (deficit) accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed statement of cash flows for the six months ended June 30, 2021:

Six Months Ended June 30, 2021 (unaudited)
Supplemental Disclosure of Noncash Financing Activities:	As Previously
	Reported	Adjustment	As Restated
Initial value of Class A ordinary shares subject to possible redemption	$210,084,110	$(210,084,110)	$—
Change in value of Class A ordinary shares subject to possible redemption	$(460,770)	$460,770	$—

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per ordinary share is presented below for the Affected Quarterly Periods:

	Earnings (Loss) Per Share
	As Previously
	Reported	Adjustment	As Restated
For the three months ended March 31, 2021 (unaudited)
Net income	$252,437	$—	$252,437
Weighted average shares outstanding - Class A ordinary shares	23,000,000	(17,334,930)	5,665,070
Basic and diluted earnings per ordinary share - Class A ordinary shares	$—	$0.02	$0.02
Weighted average shares outstanding - Class B ordinary shares	5,337,606	(158,029)	5,179,577
Basic and diluted earnings per ordinary shares - Class B ordinary shares	$0.05	$(0.03)	$0.02
For three months ended June 30, 2021 (unaudited)
Net loss	$(1,236,805)	$—	$(1,236,805)
Weighted average shares outstanding - Class A ordinary shares	23,000,000	660,000	23,660,000
Basic and diluted loss per ordinary share - Class A ordinary shares	$—	$(0.04)	$(0.04)
Weighted average shares outstanding - Class B ordinary shares	6,410,000	(660,000)	5,750,000
Basic and diluted loss per ordinary shares - Class B ordinary shares	$(0.19)	$0.15	$(0.04)
For the six months ended June 30, 2021 (unaudited)
Net loss	$(984,368)	$—	$(984,368)
Weighted average shares outstanding - Class A ordinary shares	23,000,000	(7,226,667)	15,773,333
Basic and diluted loss per ordinary share - Class A ordinary shares	$—	$(0.05)	$(0.05)
Weighted average shares outstanding - Class B ordinary shares	5,940,000	—	5,500,000
Basic and diluted loss per ordinary shares - Class B ordinary shares	$(0.17)	$0.12	$(0.05)

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

FRONTIER ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

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

FRONTIER ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the balance sheet due to their short-term nature.

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

FRONTIER ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Class A ordinary shares are charged against their carrying value upon the completion of the Initial Public Offering. For the period from January 15, 2021 (inception) through September 30, 2021, of the total offering costs of the Initial Public Offering, approximately $461,000 is included in offering cost - derivative warrant liabilities in the unaudited condensed statement of operations and approximately $12.7 million was allocated as a reduction to the initial carrying value of the redeemable Class A ordinary shares. The Company classifies deferred underwriting commissions are non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Public Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 23,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheet.

Under ASC 480-10S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

FRONTIER ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

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

FRONTIER ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

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

NOTE 4 — RELATED PARTY TRANSACTIONS

Founder Shares

On January 20, 2021, the Sponsor paid $25,000 to cover certain expenses on behalf of the Company in exchange for issuance of 5,750,000 Class B ordinary shares, par value $0.0001, (the “Founder Shares”). The Sponsor agreed to forfeit up to 750,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters fully exercised the over-allotment option on March 15, 2021; thus, these 750,000 Founder Shares are no longer subject to forfeiture.

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

FRONTIER ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the final prospectus relating to the Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters fully exercised the over-allotment option on March 15, 2021.

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $4.6 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $8.1 million in the aggregate will be payable to the underwriters

FRONTIER ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

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

FRONTIER ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

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

FRONTIER ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

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

NOTE 7 - CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Public Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each ordinary share. As of September 30, 2021, there were 23,000,000 shares of Class A ordinary shares outstanding that were subject to possible redemption and are classified outside of permanent equity in the unaudited condensed balance sheet.

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

FRONTIER ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

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

FRONTIER ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

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

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements, other than the restatement discussed in Note 2.

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

Underwriting Agreement

We granted the underwriters a 45-day option from the final prospectus relating to the Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters fully exercised the over-allotment option on March 15, 2021.

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $4.6 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $8.1 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, and are presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Class A ordinary shares are charged against their carrying value upon the completion of the Initial Public Offering. For the period from January 15, 2021 (inception) through September 30, 2021, of the total offering costs of the Initial Public Offering, approximately $461,000 is included in offering cost - derivative warrant liabilities in the unaudited condensed statement of operations and approximately $12.7 million was allocated as a reduction to the initial carrying value of the redeemable Class A ordinary shares. The Company classifies deferred underwriting commissions are non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A ordinary shares subject to possible redemption

We account for its Public Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Public Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 23,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our unaudited condensed balance sheet.

Under ASC 480-10S99, we have elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

Item 4. Controls and Procedures (restated)

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, our management has concluded that our control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained. This material weakness resulted in the misstatement of our balance sheet as of March 15, 2021, and our interim financial statements for the quarters ended March 31, 2021, and June 30, 2021.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A ordinary shares and warrants. Our management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q/A, there have been no material changes to the risk factors disclosed in our Quarterly Report on Form 10-Q for the period ended March 31, 2021 filed with the SEC on May 24, 2021 and our final prospectus for our Initial Public Offering filed with the SEC, except for the below risk factors. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We have identified a material weakness in our internal control over financial reporting, related to the Company’s accounting for complex financial instruments. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As described elsewhere in this Amendment No. 1, we have identified a material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments, including for warrants we issued in our Initial Public Offering. Additionally, our management re-evaluated our application of ASC 480-10-S99-3A to our accounting classification of public shares. Our management and our audit committee concluded that it was appropriate to restate previously issued financial statements for the Affected Periods, respectively, to classify all public shares subject to possible redemption in temporary equity.

As a result, our management concluded that our internal control over financial reporting related to the Company’s accounting for complex financial instruments was not effective for the Affected Periods. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit, change in the reclassification of public shares and related financial disclosures for the Affected Periods.

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

As a result of the material weakness, we identified related to the change in accounting for the Public Shares, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Form 10-Q/A we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.

None.

Item 3. Defaults Upon Senior Securities.

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

Dated: March 25, 2022	FRONTIER ACQUISITION CORP.

	By:	/s/ Christian Angermayer
	Name:	Christian Angermayer
	Title:	Chief Executive Officer