Form 10-Q
period 2022-03-31
Frontier Acquisition Corp.
filed 2022-05-11
CIK 1842223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 11, 2022, 23,660,000 shares of Class A ordinary shares, par value $0.0001 per share, and 5,750,000 shares of Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

FRONTIER ACQUISITION CORP.

Form 10-Q

		Page
PART I . FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	1

	Unaudited Condensed Statements of Operations for the Three Months Ended March 31, 2022 and for the Period from January 15, 2021 (inception) through March 31, 2021	2

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended March 31, 2022 and for the Period from January 15, 2021 (inception) through March 31, 2021	3

	Unaudited Condensed Statements of Cash Flows for the Three Months Ended March 31, 2022 and for the Period from January 15, 2021 (inception) through March 31, 2021	4

	Notes to the Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II . OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

	SIGNATURE	27

PART I. FINANCIAL INFORMATION

Item 1.Condensed Financial Statements

FRONTIER ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
Assets	(unaudited)
Current assets:
Cash	$249,932	$376,649
Prepaid expenses	460,223	516,223
Total current assets	710,155	892,872
Investments held in Trust Account	230,014,622	230,011,224
Total Assets	$230,724,777	$230,904,096

Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders' Deficit
Current liabilities:
Accounts payable	$123,321	$105,694
Accrued expenses	158,006	73,481
Due to related party	125,161	95,161
Total current liabilities	406,488	274,336
Deferred underwriting commissions	8,050,000	8,050,000
Derivative warrant liabilities	3,194,100	5,129,490
Total liabilities	11,650,588	13,453,826

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 500,000,000 shares authorized; 23,000,000 shares issued and outstanding at $10.00 per share redemption value	230,000,000	230,000,000

Shareholders' Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 660,000 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	66	66
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(10,926,452)	(12,550,371)
Total shareholders' deficit	(10,925,811)	(12,549,730)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit	$230,724,777	$230,904,096

The accompanying notes are an integral part of these unaudited condensed financial statements.

FRONTIER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		For The Period
		From January 15,
	For the	2021 (inception)
	Three Months Ended	through
	March 31, 2022	March 31, 2021
General and administrative expenses	$284,869	$113,195
General and administrative expenses - related party	30,000	5,161
Loss from operations	(314,869)	(118,356)
Other income (expense)
Change in fair value of derivative warrant liabilities	1,935,390	831,400
Financing costs - derivative warrant liabilities	—	(460,607)
Income from investments held in Trust Account	3,398	—
Net income	$1,623,919	$252,437

Basic and diluted weighted average shares outstanding, Class A ordinary shares	23,660,000	5,665,070
Basic and diluted net income per ordinary share, Class A ordinary shares	$0.06	$0.02

Basic weighted average shares outstanding, Class B ordinary shares	5,750,000	5,179,577
Diluted weighted average shares outstanding, Class B ordinary shares	5,750,000	5,750,000
Basic and diluted net income per ordinary share, Class B ordinary shares	$0.06	$0.02

The accompanying notes are an integral part of these unaudited condensed financial statements.

FRONTIER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For The Three Months Ended March 31, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	660,000	$66	5,750,000	$575	$—	$(12,550,371)	$(12,549,730)
Net income	—	—	—	—	—	1,623,919	1,623,919
Balance – March 31, 2022	660,000	$66	5,750,000	$575	$—	$(10,926,452)	$(10,925,811)

For The Period from January 15, 2021 (inception) through March 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 15, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Sale of private placement units to Sponsor in private placement, less allocation to derivative warrant liabilities	660,000	66	—	—	6,329,334	—	6,329,400
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	(6,353,759)	(14,392,928)	(20,746,687)
Net income	—	—	—	—	—	252,437	252,437
Balance – March 31, 2021	660,000	$66	5,750,000	$575	$—	$(14,140,491)	$(14,139,850)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FRONTIER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For The Period
		From January 15, 2021
	For the Three	(inception)
	Months Ended	through
	March 31, 2022	March 31, 2021
Cash Flows from Operating Activities:
Net income	$1,623,919	$252,437
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	—	25,000
Change in fair value of derivative warrant liabilities	(1,935,390)	(831,400)
Financing costs - derivative warrant liabilities	—	460,607
Income from investments held in Trust Account	(3,398)	—
Changes in operating assets and liabilities:
Prepaid expenses	56,000	(863,447)
Accounts payable	17,627	—
Accrued expenses	84,525	4,833
Due to related party	30,000	5,161
Net cash used in operating activities	(126,717)	(946,809)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(230,000,000)
Net cash used in investing activities	—	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	—	25,000
Repayment of note payable to related party	—	(115,693)
Proceeds received from initial public offering, gross	—	230,000,000
Proceeds received from private placement	—	6,600,000
Offering costs paid	—	(4,695,980)
Net cash provided by financing activities	—	231,813,327

Net change in cash	(126,717)	866,518

Cash - beginning of the period	376,649	—
Cash - end of the period	$249,932	$866,518

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$—	$320,621
Offering costs paid by related party under promissory note	$—	$90,693
Deferred underwriting commissions	$—	$8,050,000

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

As of March 31, 2022, the Company had not yet commenced operations. All activity for the period from January 15, 2021 (inception) through March 31, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust from the proceeds of its Initial Public Offering.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 660,000 units (each, a “Private Placement Unit” and collectively, the “Private Placement Units”), at a price of $10.00 per Private Placement Unit with the Sponsor, generating gross proceeds of $6.6 million (Note 4). Each Private Placement Unit consists of one Class A ordinary share (the "Private Placement Shares") and one-fourth of one redeemable warrant (the "Private Placement Warrants"), with each whole Private Placement Warrant entitling the holder thereof to purchase one Class A ordinary share at $11.50 per share.

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

The initial shareholders agreed to waive their liquidation rights with respect to the Founder Shares and Private Placement Units held by them if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per Public Share due to reductions in the value of the trust assets. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”).

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

Liquidity and Going Concern

As of March 31, 2022, the Company had approximately $250,000 in its operating bank account and working capital of approximately $304,000 .

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, the loan of approximately $116,000 from the Sponsor under the Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on March 17, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of March 31, 2022, and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

However, in connection with the assessment of going concern considerations in accordance with the Financial Accounting Standard Board's ("FASB") Accounting Standards Codification ("ASC") Topic 205-40, "Presentation of Financial Statements - Going Concern," the Company has until March 15, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after March 15, 2023. Management intends to complete a Business Combination by the liquidation date March 15, 2023.

NOTE 2 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only  normal recurring adjustments, necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended March 31, 2022, and for the period from January 15, 2021 (inception) through March 31, 2021 are not necessarily indicative of the results that may be expected through December 31, 2022, and any future periods.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 31, 2022.

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

FRONTIER ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of March 31, 2022, and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022, and December 31, 2021.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting periods. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Such estimates may be subject to change as more current information becomes available. Accordingly, the actual results could differ significantly from those estimates.

FRONTIER ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed balance sheets due to their short-term nature except for derivative warrant liabilities (see Note 9).

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

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed statements of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Black-Scholes Option Pricing Method (the “BSM”). The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the observable listed market price of such warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

FRONTIER ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the unaudited condensed statements of operations. Offering costs associated with the Public Class A ordinary shares are charged against their carrying value upon the completion of the Initial Public Offering. For the period from January 15, 2021 (inception) through December 31, 2021, of the total offering costs of the Initial Public Offering, approximately $461,000 is included in offering cost - derivative warrant liabilities in the unaudited condensed statements of operations and approximately $12.7 million was allocated as a reduction to the initial carrying value of the redeemable Class A ordinary shares. The Company classifies deferred underwriting commissions are non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. As part of the Private Placement, the Company issued 660,000 Private Placement Units to the Sponsor, each Private Placement Unit consisting of one Private Placement Share and one-fourth of one Private Placement Warrant. These Private Placement Shares will not be transferable, assignable, or salable until 30 days after the completion of our initial Business Combination. They are also considered non-redeemable and are presented as permanent equity in the Company's condensed balance sheets. The Company’s Public Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022, and December 31, 2021, 23,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

Income Taxes

FASB ASC Topic 740, “Income Taxes”, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022, and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2022, and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 5,915,000 ordinary share in the calculation of diluted income per ordinary share, because their exercise is contingent upon future events. For the period from January 15, 2021 (inception) through March 31, 2021, the Company has considered the effect of Class B ordinary shares that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of the over-allotment option by the underwriters. Since the contingency was satisfied, the Company has included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

			For The Period
	For the Three		From January 15, 2021
	Months Ended		(inception) through
	March 31, 2022		March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income - basic	$1,306,424	$317,495	$131,869	$120,568
Allocation of net income - diluted	$1,306,424	$317,495	$125,279	$127,158
Denominator:
Basic weighted average ordinary shares outstanding	23,660,000	5,750,000	5,665,070	5,179,577
Diluted weighted average ordinary shares outstanding	23,660,000	5,750,000	5,665,070	5,750,000
Basic and diluted net income per ordinary share	$0.06	$0.06	$0.02	$0.02

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

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

FRONTIER ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In order to finance transaction costs in connection with a Business Combination, the Sponsor, or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into up to an additional 1,000,000 Private Placement Warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022, and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

FRONTIER ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Support Agreement

Commencing on the effective date of the prospectus, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Administrative expenses were included within general and administrative expenses - related party in the unaudited condensed statements of operations. For the three months ended March 31, 2022, and for the period from January 15, 2021 (inception) through March 31, 2021, the Company incurred $30,000 and approximately $5,000, respectively, in administrative expenses. As of March 31, 2022, and December 31, 2021, approximately $125,000 and $95,000, respectively is of payable for such these services and presented as due to related party on the accompanying condensed balance sheets.

In addition, the Sponsor, officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee reviews on a quarterly basis all payments that were made by the Company to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. As of March 31, 2022, and December 31, 2021, no amount is due to the Sponsor’s affiliates.

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

FRONTIER ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements and the specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

NOTE 6 — DERIVATIVE WARRANT LIABILITIES

As of March 31, 2022, and December 31, 2021, the Company had 5,750,000 Public Warrants and 165,000 Private Warrants outstanding.

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

FRONTIER ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period. If and when the warrants become redeemable by the Company, it may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

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

FRONTIER ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Public Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each ordinary share. As of March 31, 2022, and December 31, 2021, there were 23,000,000 shares of Class A ordinary shares outstanding that were subject to possible redemption and are classified outside of the shareholders’ deficit section in the condensed balance sheets.

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to public warrants	(8,050,000)
Class A ordinary shares issuance costs	(12,696,687)
Plus:
Accretion of carrying value to redemption value	20,746,687
Class A ordinary shares subject to possible redemption	$230,000,000

NOTE 8 — SHAREHOLDERS’ DEFICIT

Preference Shares— The Company is authorized to issue 5,000,000 Preference shares with a par value of $0.0001 per share. As of March 31, 2022, and December 31, 2021, there were no Preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2022, and December 31, 2021, there were 23,660,000 shares of Class A ordinary shares outstanding, of which 23,000,000 were subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets (see Note 7).

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2022, and December 31, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

FRONTIER ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 9 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value.

March 31, 2022

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$230,014,622	$—	$—
Liabilities:
Derivative warrant liabilities - public warrants	$3,105,000	$—	$—
Derivative warrant liabilities - private warrants	$—	$89,100	$—

December 31, 2021

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$230,011,224	$—	$—
Liabilities:
Derivative warrant liabilities - public warrants	$4,986,400	$—	$—
Derivative warrant liabilities - private warrants	$—	$143,090	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the three months ended March 31, 2022, and 2021.

Level 1 assets include investments in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants as of March 31, 2022, was measured utilizing the Level 1 input of the observable listed trading price for such warrants. As the Company determined the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the fair value of the Private Placement Warrants have been determined by reference to the listed trading price of the Public Warrants.

FRONTIER ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Frontier Acquisition Corp.,” “Frontier,” “our,” “us” or “we” refer to Frontier Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties, and assumptions about us that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on January 15, 2021. We were incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses (the “Business Combination”) that we have not yet identified. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

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

Liquidity and Going Concern

As of March 31, 2022, we had approximately $250,000 in our operating bank account, and working capital of approximately $304,000.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $116,000 from the Sponsor under the Note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the Note in full on March 17, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of March 31, 2022, and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying, and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating, and consummating the Business Combination.

However, in connection with the assessment of going concern considerations in accordance with the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements - Going Concern,” we have until March 15, 2023, to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after March 15, 2023. We intend to complete a Business Combination by the liquidation date March 15, 2023.

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

Results of Operations

Our activity since inception through March 31, 2022, includes preparation for our formation and the Initial Public Offering, and since the Initial Public Offering, our search for a prospective target for our Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2022, we had net income of approximately $1.6 million, which consisted of change in fair value of derivative warrant liabilities of approximately $1.9 million, income from investments held in Trust Account of approximately $3,000 and partially offset by general and administrative expenses of approximately $285,000 and general and administrative expenses - related party of approximately $30,000.

For the period from January 15, 2021 (inception) through March 31, 2021, we had net income of approximately $252,000, which consisted of general and administrative expenses of approximately $113,000, general and administrative expenses to related party of approximately $5,000, and financing costs to derivative warrant liabilities of approximately $461,000, partially offset by change in fair value of derivative liabilities of approximately $831,000.

Contractual Obligations

Administrative Support Agreement

Commencing on the effective date of the prospectus, we agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to us. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. For the three months ended March 31, 2022, and for the period from January 15, 2021 (inception) through March 31, 2021, we incurred approximately $30,000 and $5,000, respectively, in administrative expenses. As of March 31, 2022, and December 31, 2021, approximately $125,000 and $95,000, respectively is of payable for such these services and presented as due to related party on the accompanying condensed balance sheets.

In addition, our Sponsor, officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee reviews on a quarterly basis all payments that were made by us to our Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. As of March 31, 2022, and December 31, 2021, all amounts were paid, and no amount is due to our Sponsor’s affiliates.

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

Critical Accounting Policies

The preparation of condensed financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our condensed financial statements and require significant, difficult, or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form 10-K filed with the SEC on March 31, 2022. There have been no significant changes in the application of our critical accounting policies during the three months ended March 31, 2022.

We believe that our critical accounting policies and estimates have a higher degree of inherent uncertainty and require our most significant judgments. In addition, had we used to estimate different from any of these, our condensed financial statements could have been materially different from those presented. There were no changes in our critical accounting policies and estimates during the three months ended March 31, 2022, from those set forth in “Critical Accounting Policies” in our December 31, 2021, Annual Report on Form 10-K filed with the SEC on March 31, 2022.

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of recent accounting pronouncements.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, our management has concluded that our control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained. This material weakness resulted in the misstatement of our balance sheet as of March 15, 2021, and our interim financial statements for the quarters ended March 31, 2021, and June 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our condensed interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial except for the below.

Our Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex financial instruments. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

As of the date of this report, there have been no material changes to the risk factors disclosed in our Form 10-K filed with the SEC on March 31, 2022, except for the below risk factor. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations. On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies and increasing the potential liability of certain participants in proposed business combination transactions. These rules, if adopted, whether in the form proposed or in revised form, may materially increase the costs and time required to negotiate and complete an initial business combination and could potentially impair our ability to complete an initial business combination.

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

Dated: May 11, 2022	FRONTIER ACQUISITION CORP.

	By:	/s/ Christian Angermayer
	Name:	Christian Angermayer
	Title:	Chief Executive Officer