Form 10-Q
period 2022-06-30
Frontier Acquisition Corp.
filed 2022-08-15
CIK 1842223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022, 23,660,000 shares of Class A ordinary shares, par value $0.0001 per share, and 5,750,000 shares of Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

FRONTIER ACQUISITION CORP.

Form 10-Q

		Page
PART I . FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1

	Unaudited Condensed Statements of Operations for the Three Months Ended June 30, 2022 and 2021, the for the Six Months Ended June 30, 2022 and the Period from January 15, 2021 (inception) through June 30, 2021	2

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three and Six Months Ended June 30, 2022 and for the Three Months Ended June 30, 2021 and for the Period from January 15, 2021 (inception) through June 30, 2021	3

	Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2022 and for the Period from January 15, 2021 (inception) through June 30, 2021	4

	Notes to the Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II . OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

PART III

	SIGNATURE	27

PART I. FINANCIAL INFORMATION

Item 1.Condensed Financial Statements

FRONTIER ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
Assets	(unaudited)
Current assets:
Cash	$83,896	$376,649
Prepaid expenses	334,723	516,223
Total current assets	418,619	892,872
Investments held in Trust Account	230,326,779	230,011,224
Total Assets	$230,745,398	$230,904,096

Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$85,617	$105,694
Accrued expenses	226,006	73,481
Due to related party	155,161	95,161
Total current liabilities	466,784	274,336
Deferred underwriting commissions	8,050,000	8,050,000
Derivative warrant liabilities	1,360,450	5,129,490
Total liabilities	9,877,234	13,453,826

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 500,000,000 shares authorized; 23,000,000 shares issued and outstanding at $10.01 and $10.00 per share redemption value at June 30, 2022 and December 31, 2021, respectively	230,226,779	230,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 660,000 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	66	66
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(9,359,256)	(12,550,371)
Total shareholders’ deficit	(9,358,615)	(12,549,730)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$230,745,398	$230,904,096

The accompanying notes are an integral part of these unaudited condensed financial statements.

FRONTIER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the			For The Period From
	Three Months Ended		For the Six Months	January 15, 2021
	June 30,		Ended June 30,	(inception) through
	2022	2021	2022	June 30, 2021
General and administrative expenses	$321,832	$366,762	$606,701	$479,957
General and administrative expenses - related party	30,000	30,000	60,000	35,161
Loss from operations	(351,832)	(396,762)	(666,701)	(515,118)
Other income (expense)
Change in fair value of derivative warrant liabilities	1,833,650	(842,950)	3,769,040	(11,550)
Offering costs - derivative warrant liabilities	—	—	—	(460,607)
Income from investments held in Trust Account	312,157	2,907	315,555	2,907
Net income (loss)	$1,793,975	$(1,236,805)	$3,417,894	$(984,368)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	23,660,000	23,660,000	23,660,000	15,773,333
Basic and diluted net income (loss) per ordinary share, Class A ordinary shares	$0.06	$(0.04)	$0.12	$(0.05)

Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,750,000	5,750,000	5,750,000	5,500,000
Basic and diluted net income (loss) per ordinary share, Class B ordinary shares	$0.06	$(0.04)	$0.12	$(0.05)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FRONTIER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For The Three and Six Months Ended June 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	660,000	$66	5,750,000	$575	$—	$(12,550,371)	$(12,549,730)
Net income	—	—	—	—	—	1,623,919	1,623,919
Balance - March 31, 2022 (unaudited)	660,000	$66	5,750,000	$575	$—	$(10,926,452)	$(10,925,811)
Increase in redemption value of Class A ordinary shares subject to redemption	—	—	—	—	—	(226,779)	(226,779)
Net income	—	—	—	—	—	1,793,975	1,793,975
Balance – June 30, 2022 (unaudited)	660,000	$66	5,750,000	$575	$—	$(9,359,256)	$(9,358,615)

For the Three Months Ended June 30, 2021 And For The Period from January 15, 2021 (inception) through June 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 15, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Sale of private placement units to Sponsor in private placement, less allocation to derivative warrant liabilities	660,000	66	—	—	6,329,334	—	6,329,400
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	(6,353,759)	(14,392,928)	(20,746,687)
Net income	—	—	—	—	—	252,437	252,437
Balance - March 31, 2021 (unaudited)	660,000	$66	5,750,000	$575	$—	$(14,140,491)	$(14,139,850)
Net loss	—	—	—	—	—	(1,236,805)	(1,236,805)
Balance – June 30, 2021 (unaudited)	660,000	$66	5,750,000	$575	$—	$(15,377,296)	$(15,376,655)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FRONTIER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For The Period
	For the Six	From January 15, 2021
	Months Ended	(inception) through
	June 30, 2022	June 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$3,417,894	$(984,368)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	—	25,000
Change in fair value of derivative warrant liabilities	(3,769,040)	11,550
Offering costs - derivative warrant liabilities	—	460,607
Income from investments held in Trust Account	(315,555)	(2,907)
Changes in operating assets and liabilities:
Prepaid expenses	181,500	(775,718)
Accounts payable	(20,077)	23,626
Accrued expenses	222,525	99,247
Due to related party	60,000	35,161
Net cash used in operating activities	(222,753)	(1,107,802)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(230,000,000)
Net cash used in investing activities	—	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	—	25,000
Repayment of note payable to related party	—	(115,693)
Proceeds received from initial public offering, gross	—	230,000,000
Proceeds received from private placement	—	6,600,000
Offering costs paid	(70,000)	(4,946,601)
Net cash provided by (used in) financing activities	(70,000)	231,562,706

Net change in cash	(292,753)	454,904

Cash - beginning of the period	376,649	—
Cash - end of the period	$83,896	$454,904

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$—	$70,000
Offering costs paid by related party under promissory note	$—	$90,693
Deferred underwriting commissions	$—	$8,050,000

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

As of June 30, 2022, the Company had not yet commenced operations. All activity for the period from January 15, 2021 (inception) through June 30, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust from the proceeds of its Initial Public Offering.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 660,000 units (each, a “Private Placement Unit” and collectively, the “Private Placement Units”), at a price of $10.00 per Private Placement Unit with the Sponsor, generating gross proceeds of $6.6 million (Note 4). Each Private Placement Unit consists of one Class A ordinary share (the “Private Placement Shares”) and one-fourth of one redeemable warrant (the “Private Placement Warrants”), with each whole Private Placement Warrant entitling the holder thereof to purchase one Class A ordinary share at $11.50 per share.

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

FRONTIER ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide the holders (the “Public Shareholders”) of its Public Shares, with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially at $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account not previously released to the Company to pay taxes). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5).

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

Liquidity and Going Concern

As of June 30, 2022, the Company had approximately $84,000 in its operating bank account and a working capital deficit of approximately $48,000 .

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, the loan of approximately $116,000 from the Sponsor under the Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on March 17, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 2022, and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

FRONTIER ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

In connection with the assessment of going concern considerations in accordance with the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company has until March 15, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after March 15, 2023. Management intends to complete a Business Combination by the liquidation date March 15, 2023.

NOTE 2 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the period presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022, and any future periods.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of June 30, 2022, and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

FRONTIER ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022, and December 31, 2021.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed balance sheets due to their short-term nature.

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

FRONTIER ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed statements of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Black-Scholes Option Pricing Method (the “BSM”). The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the quoted listed market price of such warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the unaudited condensed statements of operations. Offering costs associated with the Public Class A ordinary shares are charged against their carrying value upon the completion of the Initial Public Offering. For the period from January 15, 2021 (inception) through June 30, 2022, of the total offering costs of the Initial Public Offering, approximately $461,000 is included in offering cost - derivative warrant liabilities in the unaudited condensed statements of operations and approximately $12.7 million was allocated as a reduction to the initial carrying value of the redeemable Class A ordinary shares. The Company classifies deferred underwriting commissions are non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

FRONTIER ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. As part of the Private Placement, the Company issued 660,000 Private Placement Units to the Sponsor, each Private Placement Unit consisting of one Private Placement Share and one-fourth of one Private Placement Warrant. These Private Placement Shares will not be transferable, assignable, or salable until 30 days after the completion of our initial Business Combination. They are also considered non-redeemable and are presented as permanent equity in the Company’s condensed balance sheets. The Company’s Public Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022, and December 31, 2021, 23,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

Under ASC 480-10S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. Subsequently, the Company recognized changes in the redemption value as a deemed dividend as reflected on the accompanying unaudited condensed statements of changes in shareholders’ deficit.

Income Taxes

FASB ASC Topic 740, “Income Taxes”, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022, and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2022, and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

FRONTIER ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share for each class of ordinary shares:

	For the Three Months Ended		For the Three Months Ended
	June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$1,443,232	$350,743	$(994,995)	$(241,810)

Denominator:
Basic weighted average ordinary shares outstanding	23,660,000	5,750,000	23,660,000	5,750,000

Basic and diluted net income (loss) per ordinary share	$0.06	$0.06	$(0.04)	$(0.04)

			For the Period From January 15, 2021
	For the Six Months Ended June 30, 2022		(inception) through June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$2,749,656	$668,238	$(729,870)	$(254,498)

Denominator:
Basic weighted average ordinary shares outstanding	23,660,000	5,750,000	15,773,333	5,500,000

Basic and diluted net income (loss) per ordinary share	$0.12	$0.12	$(0.05)	$(0.05)

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is considering the impact of this pronouncement on the financial statements.

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

In order to finance transaction costs in connection with a Business Combination, the Sponsor, or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into up to an additional 1,000,000 Private Placement Warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022, and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

FRONTIER ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Support Agreement

Commencing on the effective date of the prospectus, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Administrative expenses were included within general and administrative expenses - related party in the unaudited condensed statements of operations. For the three and six months ended June 30, 2022, the three months ended June 30, 2021 and for the period from January 15, 2021 (inception) through June 30, 2021, the Company incurred $30,000, $60,000, $30,000 and approximately $35,000, respectively, in administrative expenses. As of June 30, 2022, and December 31, 2021, approximately $155,000 and $95,000, respectively is payable for such these services and presented as due to related party on the accompanying condensed balance sheets.

In addition, the Sponsor, officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee reviews on a quarterly basis all payments that were made by the Company to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. As of June 30, 2022, and December 31, 2021, no amount is due to the Sponsor’s affiliates.

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

FRONTIER ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

NOTE 6 — DERIVATIVE WARRANT LIABILITIES

As of June 30, 2022, and December 31, 2021, the Company had 5,750,000 Public Warrants and 165,000 Private Warrants outstanding.

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

FRONTIER ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00.

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption; and
●	if, and only if, the last reported sale price (the “closing price”) of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “- Warrants - Public Shareholders’ Warrants - Anti-dilution Adjustments”) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

NOTE 7 - CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Public Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each ordinary share. As of June 30, 2022, and December 31, 2021, there were 23,000,000 shares of Class A ordinary shares outstanding that were subject to possible redemption and are classified outside of the shareholders’ deficit section in the condensed balance sheets.

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to public warrants	(8,050,000)
Class A ordinary shares issuance costs	(12,696,687)
Plus:
Accretion of carrying value to redemption value	20,746,687
Class A ordinary shares subject to possible redemption at December 31, 2021	$230,000,000
Increase in redemption value of Class A ordinary shares subject to redemption	226,779
Class A ordinary shares subject to possible redemption at June 30, 2022	$230,226,779

NOTE 8 — SHAREHOLDERS’ DEFICIT

Preference Shares— The Company is authorized to issue 5,000,000 Preference shares with a par value of $0.0001 per share. As of June 30, 2022, and December 31, 2021, there were no Preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2022, and December 31, 2021, there were 23,660,000 shares of Class A ordinary shares outstanding, of which 23,000,000 were subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets (see Note 7).

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2022, and December 31, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

NOTE 9 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value.

June 30, 2022

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$230,326,779	$—	$—
Liabilities:
Derivative warrant liabilities - public warrants	$—	$1,322,500	$—
Derivative warrant liabilities - private warrants	$—	$37,950	$—

December 31, 2021

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$230,011,224	$—	$—
Liabilities:
Derivative warrant liabilities - public warrants	$4,986,400	$—	$—
Derivative warrant liabilities - private warrants	$—	$143,090	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the three and six months ended June 30, 2022. The estimated fair value of the Public Warrants transferred from a Level 3 fair value measurement to a Level 1 fair value measurement, when the Public Warrants were separately listed and traded in May 2021. The estimated fair value of Public Warrants was transferred from a Level 1 measurement to a Level 2 measurement due to lack of trading activity as of June 30, 2022.

Level 1 assets include investments in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants as of June 30, 2022, was measured utilizing the Level 2 input of the quoted listed trading price for such warrants. As the Company determined the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the fair value of the Private Placement Warrants have been determined by reference to the listed trading price of the Public Warrants.

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

Liquidity and Going Concern

As of June 30, 2022, we had approximately $84,000 in our operating bank account, and a working capital deficit of approximately $48,000.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $116,000 from the Sponsor under the Note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the Note in full on March 17, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of June 30, 2022, and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

In connection with the assessment of going concern considerations in accordance with the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements - Going Concern,” we have until March 15, 2023, to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity conditions and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after March 15, 2023. We intend to complete a Business Combination by the liquidation date March 15, 2023.

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

Results of Operations

Our activity since inception through June 30, 2022, includes preparation for our formation and the Initial Public Offering, and since the Initial Public Offering, our search for a prospective target for our Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2022, we had net income of approximately $1.8 million, which consisted of change in fair value of derivative warrant liabilities of approximately $1.8 million, income from investments held in Trust Account of approximately $312,000 and partially offset by general and administrative expenses of approximately $322,000 and general and administrative expenses - related party of $30,000.

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

For the six months ended June 30, 2022, we had net income of approximately $3.4 million, which consisted of change in fair value of derivative warrant liabilities of approximately $3.8 million, income from investments held in Trust Account of approximately $316,000 and partially offset by general and administrative expenses of approximately $607,000 and general and administrative expenses - related party of $60,000.

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

Contractual Obligations

Administrative Support Agreement

Commencing on the effective date of the prospectus, we agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to us. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. For the three and six months ended June 30, 2022, the three months ended June 30, 2021 and for the period from January 15, 2021 (inception) through June 30, 2021, the Company incurred $30,000, $60,000, $30,000 and approximately $35,000, respectively, in administrative expenses. As of June 30, 2022, and December 31, 2021, approximately $155,000 and $95,000, respectively is of payable for such these services and presented as due to related party on the accompanying condensed balance sheets.

In addition, our Sponsor, officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee reviews on a quarterly basis all payments that were made by us to our Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. As of June 30, 2022, and December 31, 2021, all amounts were paid, and no amount is due to our Sponsor’s affiliates.

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

Critical Accounting Policies

The preparation of condensed financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our condensed financial statements and require significant, difficult, or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form 10-K filed with the SEC on March 31, 2022. There have been no significant changes in the application of our critical accounting policies during the six months ended June 30, 2022.

We believe that our critical accounting policies and estimates have a higher degree of inherent uncertainty and require our most significant judgments. In addition, had we used to estimate different from any of these, our condensed financial statements could have been materially different from those presented. There were no changes in our critical accounting policies and estimates during the six months ended June 30, 2022, from those set forth in “Critical Accounting Policies” in our December 31, 2021, Annual Report on Form 10-K filed with the SEC on March 31, 2022.

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of recent accounting pronouncements.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

We previously identified a material weakness in 2021 related to our control around the interpretation and accounting for certain complex financial instruments that was not effectively designed or maintained. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We designed and implemented new controls to remediate the control. We have expanded and improved our processes to ensure that the nuances of such transactions were effectively evaluated in the context of increasingly complex accounting standards. Based on the actions taken, as well as the evaluation of the design of the new controls, we concluded that the controls were operating effectively as of June 30, 2022. As a result, management concluded that the material weakness was remediated as of June 30, 2022.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, other than remediation of the material weakness identified and discussed above, our management has concluded that no such changes have occurred.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider our risk factors from those disclosed under “Item 1A. Risk Factors” included in our Annual Report on Form 10-K filed with the SEC on March 31, 2022 (the “Form 10-K”) and in our Quarterly Report on Form 10-Q filed with the SEC on May 11, 2022 (the “2022 Q1 Form 10-Q”). Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. As of the date of this report, there have been no material changes to the risk factors disclosed in our Form 10-K and 2022 Q1 Form 10-Q. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

PART III

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 15, 2022	FRONTIER ACQUISITION CORP.

	By:	/s/ Christian Angermayer
	Name:	Christian Angermayer
	Title:	Chief Executive Officer