Form 10-Q
period 2022-09-30
Frontier Acquisition Corp.
filed 2022-11-10
CIK 1842223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 9, 2022, 23,660,000 shares of Class A ordinary shares, par value $0.0001 per share, and 5,750,000 shares of Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

FRONTIER ACQUISITION CORP.

Form 10-Q

		Page
PART I . FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1

	Unaudited Condensed Statements of Operations for the Three Months Ended September 30, 2022 and 2021, the Nine Months Ended September 30, 2022, and for the Period from January 15, 2021 (inception) through September 30, 2021	2

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2022, the Three Months Ended September 30, 2021 and for the Period from January 15, 2021 (inception) through September 30, 2021	3

	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and for the Period from January 15, 2021 (inception) through September 30, 2021	4

	Notes to the Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II . OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

PART III

	SIGNATURE	27

PART I. FINANCIAL INFORMATION

Item 1.Condensed Financial Statements

FRONTIER ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
Assets	(unaudited)
Current assets:
Cash	$48,200	$376,649
Prepaid expenses	209,223	516,223
Total current assets	257,423	892,872
Investments held in Trust Account	231,296,575	230,011,224
Total Assets	$231,553,998	$230,904,096

Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$93,547	$105,694
Accrued expenses	228,081	73,481
Due to related party	185,161	95,161
Total current liabilities	506,789	274,336
Deferred underwriting commissions	8,050,000	8,050,000
Derivative warrant liabilities	473,200	5,129,490
Total liabilities	9,029,989	13,453,826

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 500,000,000 shares authorized; 23,000,000 shares issued and outstanding at $10.05 and $10.00 per share redemption value at September 30, 2022 and December 31, 2021, respectively	231,196,575	230,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 660,000 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	66	66
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(8,673,207)	(12,550,371)
Total shareholders’ deficit	(8,672,566)	(12,549,730)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$231,553,998	$230,904,096

The accompanying notes are an integral part of these unaudited condensed financial statements.

FRONTIER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the			For The Period From
	Three Months Ended		For the Nine	January 15, 2021
	September 30		Months Ended	(inception) through
	2022	2021	September 30, 2022	September 30, 2021
General and administrative expenses	$171,201	$201,586	$777,902	$681,543
General and administrative expenses - related party	30,000	30,000	90,000	65,161
Loss from operations	(201,201)	(231,586)	(867,902)	(746,704)
Other income (expense)
Change in fair value of derivative warrant liabilities	887,250	2,832,600	4,656,290	2,821,050
Offering costs - derivative warrant liabilities	—	—	—	(460,607)
Income from investments held in Trust Account	969,796	3,473	1,285,351	6,380
Net income	$1,655,845	$2,604,487	$5,073,739	$1,620,119

Basic and diluted weighted average shares outstanding, Class A ordinary shares	23,660,000	23,660,000	23,660,000	18,629,921
Basic and diluted net income per ordinary share, Class A ordinary shares	$0.06	$0.09	$0.17	$0.07

Basic weighted average shares outstanding, Class B ordinary shares	5,750,000	5,750,000	5,750,000	5,590,551
Diluted weighted average shares outstanding, Class B ordinary shares	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net income per ordinary share, Class B ordinary shares	$0.06	$0.09	$0.17	$0.07

The accompanying notes are an integral part of these unaudited condensed financial statements.

FRONTIER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For The Three and Nine Months Ended September 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	660,000	$66	5,750,000	$575	$—	$(12,550,371)	$(12,549,730)
Net income	—	—	—	—	—	1,623,919	1,623,919
Balance - March 31, 2022 (unaudited)	660,000	$66	5,750,000	$575	$—	$(10,926,452)	$(10,925,811)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(226,779)	(226,779)
Net income	—	—	—	—	—	1,793,975	1,793,975
Balance - June 30, 2022 (unaudited)	660,000	$66	5,750,000	$575	$—	$(9,359,256)	$(9,358,615)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(969,796)	(969,796)
Net income	—	—	—	—	—	1,655,845	1,655,845
Balance – September 30, 2022 (unaudited)	660,000	$66	5,750,000	$575	$—	$(8,673,207)	$(8,672,566)

For the Three Months Ended September 30, 2021 And For The Period from January 15, 2021 (inception) through September 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 15, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Sale of private placement units to Sponsor in private placement, less allocation to derivative warrant liabilities	660,000	66	—	—	6,329,334	—	6,329,400
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	(6,353,759)	(14,392,928)	(20,746,687)
Net income	—	—	—	—	—	252,437	252,437
Balance - March 31, 2021 (unaudited)	660,000	$66	5,750,000	$575	$—	$(14,140,491)	$(14,139,850)
Net loss	—	—	—	—	—	(1,236,805)	(1,236,805)
Balance - June 30, 2021 (unaudited)	660,000	$66	5,750,000	$575	$—	$(15,377,296)	$(15,376,655)
Net income	—	—	—	—	—	2,604,487	2,604,487
Balance – September 30, 2021 (unaudited)	660,000	$66	5,750,000	$575	$—	$(12,772,809)	$(12,772,168)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FRONTIER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For The Period
	For the Nine	From January 15, 2021
	Months Ended	(inception) through
	September 30, 2022	September 30, 2021
Cash Flows from Operating Activities:
Net income	$5,073,739	$1,620,119
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	—	25,000
Change in fair value of derivative warrant liabilities	(4,656,290)	(2,821,050)
Offering costs - derivative warrant liabilities	—	460,607
Income from investments held in Trust Account	(1,285,351)	(6,380)
Changes in operating assets and liabilities:
Prepaid expenses	307,000	(644,147)
Accounts payable	(12,147)	—
Accrued expenses	224,600	80,000
Due to related party	90,000	119,979
Net cash used in operating activities	(258,449)	(1,165,872)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(230,000,000)
Net cash used in investing activities	—	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	—	25,000
Repayment of note payable to related party	—	(115,693)
Proceeds received from initial public offering, gross	—	230,000,000
Proceeds received from private placement	—	6,600,000
Offering costs paid	(70,000)	(4,946,601)
Net cash (used in) provided by financing activities	(70,000)	231,562,706

Net change in cash	(328,449)	396,834

Cash - beginning of the period	376,649	—
Cash - end of the period	$48,200	$396,834

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$—	$70,000
Offering costs paid by related party under promissory note	$—	$90,693
Deferred underwriting commissions	$—	$8,050,000

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

As of September 30, 2022, the Company had not yet commenced operations. All activity for the period from January 15, 2021 (inception) through September 30, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust from the proceeds of its Initial Public Offering.

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

The Company’s Sponsor, officers and directors (the “initial shareholders”) agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (a) that would modify the substance or timing of the Company’s obligation to provide holders of its Public Shares the right to have their shares redeemed in connection with a Business Combination or to redeem 100% of the Company’s Public Shares if the Company does not complete its Business Combination within 24 months from the closing of the Initial Public Offering, or March 15, 2023 (the “Combination Period”), or (b) with respect to any other provision relating to the rights of Public Shareholders, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

FRONTIER ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes that were paid by the Company or are payable by the Company, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands’ law to provide for claims of creditors and the requirements of other applicable law.

The initial shareholders agreed to waive their liquidation rights with respect to the Founder Shares and Private Placement Units held by them if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per Public Share due to reductions in the value of the trust assets. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act.

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

Liquidity and Going Concern

As of September 30, 2022, the Company had approximately $48,000 in its operating bank account and a working capital deficit of approximately $249,000.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, the loan of approximately $116,000 from the Sponsor under the Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on March 17, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of September 30, 2022, and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

FRONTIER ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

In connection with the assessment of going concern considerations in accordance with the FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company has until March 15, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after March 15, 2023.

NOTE 2 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the period presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022, and any future periods.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of September 30, 2022, and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

FRONTIER ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2022, and December 31, 2021.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximates the carrying amounts represented in the condensed consolidated balance sheets because of the short-term nature of the instrument or because the instrument is recognized at fair value.

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the unaudited condensed statements of operations. Offering costs associated with the Public Class A ordinary shares were charged against their carrying value upon the completion of the Initial Public Offering. The total offering costs of the Initial Public Offering were approximately $461,000 and are included in offering cost - derivative warrant liabilities in the unaudited condensed statements of operations and approximately $12.7 million was allocated as a reduction to the initial carrying value of the redeemable Class A ordinary shares. The Company classifies deferred underwriting commissions are non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

FRONTIER ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. As part of the Private Placement, the Company issued 660,000 Private Placement Units to the Sponsor, each Private Placement Unit consisting of one Private Placement Share and one-fourth of one Private Placement Warrant. These Private Placement Shares will not be transferable, assignable, or salable until 30 days after the completion of our initial Business Combination. They are also considered non-redeemable and are presented as permanent equity in the Company’s condensed balance sheets. The Company’s Public Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022, and December 31, 2021, 23,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

Under ASC 480-10S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. Subsequently, the Company recognized changes in the redemption value as an increase in redemption value of Class A ordinary shares subject to possible redemption as reflected on the accompanying unaudited condensed statements of changes in shareholders’ deficit.

Income Taxes

FASB ASC Topic 740, “Income Taxes”, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022, and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2022, and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman Islands federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 5,915,000 ordinary shares in the calculation of diluted income per ordinary share, because their exercise is contingent upon future events. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

FRONTIER ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

	For the Three Months Ended		For the Three Months Ended
	September 30, 2022		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income - basic and diluted	$1,332,108	$323,737	$2,095,279	$509,208

Denominator:
Basic and diluted weighted average ordinary shares outstanding	23,660,000	5,750,000	23,660,000	5,750,000

Basic net income per ordinary share	$0.06	$0.06	$0.09	$0.09

	For the Nine Months Ended		For the Period From January 15, 2021
	September 30, 2022		(inception) through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income - basic	$4,081,764	$991,975	$1,246,164	$373,955
Allocation of net income - diluted	$4,081,764	$991,975	$1,238,014	$382,105

Denominator:
Basic weighted average ordinary shares outstanding	23,660,000	5,750,000	18,629,921	5,590,551
Diluted weighted average ordinary shares outstanding	23,660,000	5,750,000	18,629,921	5,750,000

Basic and diluted net income per ordinary share	$0.17	$0.17	$0.07	$0.07

Recent Accounting Pronouncements

In June 2022, the FASB issued Accounting Standard Update (the “ASU”) 2022-03, ASC Topic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is considering the impact of this pronouncement on the financial statements.

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

FRONTIER ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In order to finance transaction costs in connection with a Business Combination, the Sponsor, or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into up to an additional 1,000,000 Private Placement Warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022, and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

FRONTIER ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Support Agreement

Commencing on the effective date of the prospectus, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Administrative expenses were included within general and administrative expenses - related party in the unaudited condensed statements of operations. For the three and nine months ended September 30, 2022, the three months ended September 30, 2021 and for the period from January 15, 2021 (inception) through September 30, 2021, the Company incurred $30,000, $90,000, $30,000 and approximately $65,000, respectively, in administrative expenses. As of September 30, 2022, and December 31, 2021, approximately $185,000 and $95,000, respectively is payable for such these services and presented as due to related party on the accompanying condensed balance sheets.

In addition, the Sponsor, officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee reviews on a quarterly basis all payments that were made by the Company to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. As of September 30, 2022, and December 31, 2021, approximately $93,000 and $63,000, respectively, was payable to the Sponsor’s affiliates for such activities and included in accounts payable on the accompanying balance sheets.

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

NOTE 6 — DERIVATIVE WARRANT LIABILITIES

As of September 30, 2022, and December 31, 2021, the Company had 5,750,000 Public Warrants and 165,000 Private Placement Warrants outstanding.

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

FRONTIER ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below under the heading “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described below under the heading “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00.

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption; and
●	if, and only if, the last reported sale price (the “closing price”) of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00.

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;
●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” (as defined below) of the Class A ordinary shares;

FRONTIER ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

●	if, and only if, the closing price of Class A ordinary shares equals or exceeds $10.00 per share (as adjusted) on the trading day before the Company sends the notice of redemption to the warrant holders;
●	if, and only if, the private placement warrants are also concurrently called for redemption on the same terms as the outstanding public warrants, as described above; and
●	if, and only if, there is an effective registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating thereto available throughout the 30-day period after written notice of redemption is given.

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

NOTE 7 - CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Public Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each ordinary share. As of September 30, 2022, and December 31, 2021, there were 23,000,000 shares of Class A ordinary shares outstanding that were subject to possible redemption and are classified outside of the shareholders’ deficit section in the condensed balance sheets.

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to public warrants	(8,050,000)
Class A ordinary shares issuance costs	(12,696,687)
Plus:
Accretion of carrying value to redemption value	20,746,687
Class A ordinary shares subject to possible redemption at December 31, 2021	$230,000,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	226,779
Class A ordinary shares subject to possible redemption at June 30, 2022	$230,226,779
Increase in redemption value of Class A ordinary shares subject to possible redemption	969,796
Class A ordinary shares subject to possible redemption at September 30, 2022	$231,196,575

NOTE 8 — SHAREHOLDERS’ DEFICIT

Preference Shares— The Company is authorized to issue 5,000,000 Preference shares with a par value of $0.0001 per share. As of September 30, 2022, and December 31, 2021, there were no Preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2022, and December 31, 2021, there were 23,660,000 shares of Class A ordinary shares outstanding, of

FRONTIER ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

which 23,000,000 were subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets (see Note 7).

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2022, and December 31, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

The term “equity-linked securities” refers to any debt or equity securities that are convertible, exercisable or exchangeable for our Class A ordinary shares issued in a financing transaction in connection with our initial business combination, including, but not limited to, a private placement of equity or debt.

NOTE 9 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value.

September 30, 2022

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$231,296,575	$—	$—
Liabilities:
Derivative warrant liabilities - public warrants	$—	$460,000	$—
Derivative warrant liabilities - private warrants	$—	$13,200	$—

FRONTIER ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

December 31, 2021

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$230,011,224	$—	$—
Liabilities:
Derivative warrant liabilities - public warrants	$4,986,400	$—	$—
Derivative warrant liabilities - private warrants	$—	$143,090	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 fair value measurement to a Level 1 fair value measurement, when the Public Warrants were separately listed and traded in May 2021. The estimated fair value of Public Warrants was transferred from a Level 1 measurement to a Level 2 measurement due to lack of trading activity as of June 30, 2022 and September 30, 2022.  There were no other transfers to/from Levels 1, 2, and 3 during the three and nine months ended September 30, 2022.

Level 1 assets include investments in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants as of September 30, 2022, was measured utilizing the Level 2 input of the quoted listed trading price for such warrants. As the Company determined the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the fair value of the Private Placement Warrants have been determined by reference to the listed trading price of the Public Warrants.

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the period from January 15, 2021 (inception) through September 30, 2021 is summarized as follows:

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

Liquidity and Going Concerns

As of September 30, 2022, we had approximately $48,000 in our operating bank account, and a working capital deficit of approximately $249,000.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $116,000 from the Sponsor under the Note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the Note in full on March 17, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of September 30, 2022, and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

In connection with the assessment of going concern considerations in accordance with the FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” we have until March 15, 2023, to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity conditions and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after March 15, 2023. We intend to complete a Business Combination by the liquidation date March 15, 2023.

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

Results of Operations

Our activity since inception through September 30, 2022, includes preparation for our formation and the Initial Public Offering, and since the Initial Public Offering, our search for a prospective target for our Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2022, we had net income of approximately $1.7 million, which consisted of change in fair value of derivative warrant liabilities of approximately $887,000, income from investments held in Trust Account of approximately

$970,000 and partially offset by general and administrative expenses of approximately $171,000 and general and administrative expenses - related party of $30,000.

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

For the nine months ended September 30, 2022, we had net income of approximately $5.1 million, which consisted of change in fair value of derivative warrant liabilities of approximately $4.7 million, income from investments held in Trust Account of approximately $1.3 million and partially offset by general and administrative expenses of approximately $778,000 and general and administrative expenses - related party of $90,000.

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

Contractual Obligations

Administrative Support Agreement

Commencing on the effective date of the prospectus, we agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to us. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the three months ended September 30, 2021 and for the period from January 15, 2021 (inception) through September 30, 2021, the Company incurred $30,000, $90,000, $30,000 and approximately $65,000, respectively, in administrative expenses. As of September 30, 2022, and December 31, 2021, approximately $185,000 and $95,000, respectively is of payable for such these services and presented as due to related party on the accompanying condensed balance sheets.

In addition, our Sponsor, officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee reviews on a quarterly basis all payments that were made by us to our Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. As of September 30, 2022, and December 31, 2021, approximately $93,000 and $63,000 were payable and included in accounts payable on the accompanying balance sheets.

Registration and Shareholder Rights

The holders of the Founder Shares, Private Placement Units, Private Placement Shares, Private Placement Warrants, Class A ordinary shares underlying the Private Placement Warrants and warrants that may be issued upon conversion of working capital loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of working capital loans) were entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon the effective date of the Initial Public Offering. The holders of these securities were entitled to make up to three demands, excluding short-form demands, that we registered such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. However, the registration and shareholder rights agreement provided that we would not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the Founder Shares, in accordance with the letter agreement our initial shareholders entered into, and (ii) in the case of the Private Placement Warrants and the respective Class A ordinary shares underlying such warrants, 30 days after the completion of the initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Critical Accounting Policies

The preparation of condensed financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our condensed financial statements and require significant, difficult, or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form 10-K filed with the SEC on March 31, 2022. There have been no significant changes in the application of our critical accounting policies during the nine months ended September 30, 2022.

We believe that our critical accounting policies and estimates have a higher degree of inherent uncertainty and require our most significant judgments. In addition, had we used to estimate different from any of these, our condensed financial statements could have been materially different from those presented. There were no changes in our critical accounting policies and estimates during the nine months ended September 30, 2022, from those set forth in “Critical Accounting Policies” in our December 31, 2021, Annual Report on Form 10-K filed with the SEC on March 31, 2022.

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of recent accounting pronouncements.

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(b) of Regulation S-K.

The JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider our risk factors from those disclosed under “Item 1A. Risk Factors” included in our Annual Report on Form 10-K filed with the SEC on March 31, 2022 (the “Form 10-K”). Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. As of the date of this report, there have been no material changes to the risk factors disclosed in our Form 10-K, except for the below risk factor. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial business combination.

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

Dated: November 10, 2022	FRONTIER ACQUISITION CORP.

	By:	/s/ Christian Angermayer
	Name:	Christian Angermayer
	Title:	Chief Executive Officer